Form 10-K/A
period 2003-03-31
FIRST UNION COMMERCIAL MORTGAGE PASS THR CER SER 2001-C2
filed 2003-07-31
CIK 1142179

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

  Dated: July 17, 2003

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


      Date: July 17, 2003


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



  Ex-99.1 (a)

KPMG    (logo)

401 South Tryon Street
Suite 2300
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

  Ex-99.1 (b)


Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Ph: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com


Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

  Ex-99.2 (a)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commerical and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.

  Ex-99.2 (b)



LENNAR PARTNERS
An LNR Company (logo)


March 1, 2003

Wells Fargo Bank Minnesota, NA
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS) FUNB 2001-C2

RE: Annual Independent Public Accountant's Servicing Report
    First Union Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

To Whom It May Concern:

As of and for the year ended December 31, 2002, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: Wachovia Bank, NA
    NC 1075, 8739 Research Drive-URP4
    Charlotte, NC 28262-1075
    Wachovia National Bank Commercial Mortgage Trust

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

First Union Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2
Page 2

Moody's Investor's Service, Inc.
99 Church Street, 4th Floor
New York, NY 10007
Commercial Mortgage Surveillance Group

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10041-0003
Commercial Mortgage Surveillance Manager

Wachovia Securities, Inc.
Wachovia Capital Markets Group
One Wachovia Center, DC6
Charlotte, NC 28288-1075
William J. Cohane

Merrill Lynch, Pierce, Fenner & Smith, Incorporated
100 Church Street, 18th Floor
New York, NY 10080-6518
Andrea Balkan

Greenwich Capital Markets, Inc.
600 Steamboat Road
Greenwich, CT 06830
Legal Department

  Ex-99.3 (a)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of June 10, 2001 by and among First Union Commercial Mortgage Securities, Inc. as Depositor, Wachovia Bank, National Association (formerly know as First Union National Bank) as Master Servicer, Lennar Partners, Inc. as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2001-C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2002 through December 31, 2002 and of performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification or challenging the status, of REMIC I, REMIC II as a REMIC under the REMIC Provisions or of the Grantor Trust as a "Grantor Trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.


/s/ Timothy E. Steward                    /s/ Clyde M. Alexander
Timothy E. Steward, Director              Clyde M. Alexander, Director
Wachovia Bank, National Association       Wachovia Bank, National Association
(formerly know as First Union National    (formerly know as First Union National
Bank)                                     Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


  Ex-99.3 (b)


CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement
(the "Agreement") dated June 10, 2001, among WACHOVIA
COMMERCIAL MORTGAGE SECURITIES, INC. formerly known as FIRST
UNION COMMERCIAL MORTGAGE SECURITIES, INC., as Depositor,
WACHOVIA BANK, N.A. formerly known as FIRST UNION NATIONAL BANK, as Master Servicer, LENNAR PARTNERS, INC., as Special Servicer, and WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee.
(FUNB 2001-C2)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2002 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement throughout such period ended December 31, 2002 and (iii) the Company has received no notice regarding qualification, or challenging the status, of REMIC I or REMIC II as a REMIC under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2003.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

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